Form 10-K
period 2005-12-31
GSR Mortgage Loan Trust 2005-1F
filed 2006-03-31
CIK 1316071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

         Or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                          Commission File Number  333-120274-06

                         GS MORTGAGE SECURITIES CORP.
         (as Depositor under the Master Servicing and Trust Agreement, dated as of January 1, 2005, providing for the issuance of
               Mortgage Pass-Through Certificates, Series 2005-1F)
             (Exact name of registrant as specified in its charter)

       Delaware                                       13-6357101
  State or other jurisdiction of                    I.R.S. Employer
  incorporation or organization                   Identification No.)

       85 Broad Street
       New York, NY                                        10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

                         GSR Mortgage Loan Trust 2005-1F
               Mortgage Pass-Through Certificates, Series 2005-1F
            (Title of each class of securities covered by this form)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).   Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.    Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date.    Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Master Servicing and Trust Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 61 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto.

         JPMorgan Chase Bank N.A., as Master Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.1 hereto.

         ABN AMRO Mortgage Group, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.2 hereto.

         Chase Home Finance LLC, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.3 hereto.

         CitiMortgage, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.4 hereto.

         Countrywide Home Loans Servicing LP, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.5 hereto.

         Fifth Third Mortgage Company, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.6 hereto.

         GreenPoint Mortgage Funding, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.7 hereto.

         PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.8 hereto.

         Wells Fargo Bank, N.A., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance filed as
           Exhibit 99.9 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)  Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GS MORTGAGE SECURITIES CORP.

                                   By:   /s/ Michelle Gill
                                         -----------------------------------
                                  Name:  Michelle Gill
                                 Title:  Vice President

                                  Date:  March 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1     Rule 13a-14(a)/15d-14(a) Certification

99.1     JPMorgan Chase Bank N.A., as Master Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.2     ABN AMRO Mortgage Group, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.3     Chase Home Finance LLC, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.4     CitiMortgage, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.5     Countrywide Home Loans Servicing LP, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.6     Fifth Third Mortgage Company, as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.7     GreenPoint Mortgage Funding, Inc., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.8     PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

99.9     Wells Fargo Bank, N.A., as Servicer
           Annual Independent Accountants' Servicing Report with Management Assertion and Annual Servicer's Statement as to Compliance

                                  EXHIBIT 31.1
                  Annual Rule 13a-14(a)/15d-14(a) Certification

                            DEPOSITOR CERTIFICATION
                                 -------------

     Re: GSR Mortgage Loan Trust 2005-1F (the "Trust") Mortgage Pass-Through Certificates, Series 2005-1F, issued pursuant to the Master Servicing and Trust Agreement, dated as of January 1, 2005, (the "Trust Agreement"), among Wachovia Bank, N.A. , as trustee (the "Trustee"), and JPMorgan Chase Bank, N.A. as securities administrator (in such capacity, the "Securities Administrator"), as custodian (in such capacity, the "Custodian"), as master servicer (the "Master Servicer") and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced by JPMorgan Chase Bank, N.A., as master servicer (the "Master Servicer"), and ABN AMRO Mortgage Group, Inc., PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., as Servicer, Chase Home Finance LLC, CitiMortgage, Inc., Countrywide Home Loans Servicing LP, Fifth Third Mortgage Company, GreenPoint Mortgage Funding, Inc., Wells Fargo Bank, N.A., as servicers (the "Servicers"), pursuant to the respective servicing agreements (the "Servicing Agreements").

I, Michelle Gill, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.

            GS MORTGAGE SECURITIES CORP.

       By:   /s/ Michelle Gill
            --------------------------------------
     Name:  Michelle Gill
    Title:  Vice President

     Date:  March 29, 2006

                                  EXHIBIT 99.1
                  JPMorgan Chase Bank N.A., as Master Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------



PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors of
JPMorgan Chase Bank, N.A.:

We have examined management's assertion about JPMorgan Chase Bank, N.A.'s (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are
not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 of the
USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
March 29, 2006



                                    JPMorgan

                                                                      EXHIBIT I

             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards


March 29, 2006

As of and for the year ended December 31, 2005, JPMorgan Chase Bank, N.A. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of these USAP reports for the year ended December 31, 2005 are available as of March 29, 2006. As of March 29, 2006, the Company has obtained USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 29, 2006, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000, respectively.


/s/ William Jenkins
-------------------------
William Jenkins
Vice President
JPMorgan Chase Bank, N.A.


/s/ Kelly A. Mathieson
-------------------------
Kelly A. Mathieson
Managing Director
JPMorgan Chase Bank, N.A.



                                                                     Exhibit II

                           JPMorgan Chase Bank, N.A.
                      Subservicers' USAP Report Exceptions


It is the policy of JPMorgan Chase Bank, N.A. (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2005. As of March 29, 2006, the Company has obtained and reviewed USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. The Company noted instances of noncompliance included in the USAP reports received as of March 29, 2006, which are summarized below.

        Servicer                               Exception
       ----------                             -----------

Ocwen Loan Servicing, LLC        The Company did not comply with the requirement
                                 to   prepare   custodial   bank   account
                                 reconciliations  and   to  resolve  reconciling
                                 items  within   90  calendar  days   of  their
                                 original identification as specified by their minimum servicing standards.

                                 Certain ARM loans serviced by the Company were transferred in with an incorrect look back date due to errors in prior servicer records. These certain loans had ARM adjustments shortly after servicing transfer, but prior to the Company receiving the related mortgage documents from the prior servicer. When the Company received the mortgage documents and these errors were identified, the Company did not adjust the principal and interest payment amount. The Company has subsequently made adjustments to their procedures when they identify an error in prior servicer data to analyze the effect on the customer's account and make the appropriate adjustment.

North Fork Bancorporation, Inc.  The Company did not comply with the requirement
                                 to   prepare   custodial   bank   account
                                 reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

PHH Mortgage Corporation         The   Company  completed   all  custodial  bank
                                 account  reconciliations  within 60 days of the
                                 cutoff  date,  however  did  not  complete  all
                                 reconciliations within 45 days of the cutoff as
                                 specified by the minimum  servicing  standards.
                                 As such, the Company has determined that it was
                                 materially  non-compliant  with the requirement
                                 to  prepare   custodial   bank   account
                                 reconciliations within 45 days after the cutoff date.

                                 During  the  year ended December  31, 2005, the
                                 Company  determined   it   was   materially
                                 non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.




GS Mortgage Securities Corp.
85 Broad Street
New York, New York 10004


Reference is made to each pooling and servicing agreement listed on Exhibit A hereto (each, an "Agreement") entered into by JPMorgan Chase Bank, N.A., (the "Master Servicer").

(a) a review of the activities of the Master Servicer during the preceding fiscal year and of performance under this Agreement has been made under such officer's supervision, and

(b) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such fiscal year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Master Servicer to cure such default.


JPMorgan Chase Bank, N.A.

By: /s/ William Jenkins              March 15, 2006
----------------------------
William Jenkins
Vice President




                                   EXHIBIT A

GSAA 2005-11
GSAA 2005-14
GSR  2005-1F
GSR  2005-2F
GSR  2005-3F
GSR  2005-4F
GSR  2005-5F
GSR  2005-6F
GSR  2005-7F
GSR  2005-8F

                                  EXHIBIT 99.2
                   ABN AMRO Mortgage Group, Inc., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------


                                Ernst & Young LLP          Phone: (312) 679-2000
                                Sears Tower                www.ey.com
                                233 South Wacker Drive
                                Chicago, Illinois 60606-6301


                 Report on Management's Assertion on Compliance
               with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about AAMG's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

In  our  opinion,   management's   assertion   that  AAMG   complied   with  the
aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP
------------------------
February 28, 2006




ABN AMRO Mortgage
                                                Loan Administration

                                                4242 North Harlem Avenue
                                                Norridge, IL 60706-1204
                                                (800) 783-8900

                                                mortgage.com



 Management's Assertion on Compliance with the Minimum Servicing Standards Set
      Forth in the Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management


We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of AAMG's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation had in effect a Fidelity Bond in the amount of $240,000,000 and an Error and Omissions Policy in the amount of $25,000,000.


/s/ Richard F. Geary
------------------------
Richard F. Geary
Group Senior Vice President

February 28, 2006



                                   Exhibit A

                     Specified Minimum Servicing Standards

I.   Custodial Bank Accounts

    1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

    2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

    3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

    4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

    2.   Mortgage   payments  made  in  accordance  with  the  mortgagor's  loan documents shall be posted to the applicable mortgage records within two
         (2) business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

    1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

    2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

    3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

    4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

    5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

    6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

    4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

    1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




ABN AMRO Mortgage
                                                Loan Administration
                                                4242 North Harlem Avenue
                                                Norridge, Illinois 60706-1204

                        ANNUAL STATEMENT OF COMPLIANCE

      The undersigned, an officer of ABN AMRO Mortgage Group, Inc., ("ABN AMRO"), hereby certifies as follows:

           1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2005, with respect to performance under the Agreement referenced in the attached.

                                              and

           2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

      In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2006.

                                            ABN AMRO Mortgage Group, Inc.

                                            By:  /s/ Richard F Geary
                                                --------------------
                                                Richard F Geary
                                                Group Senior Vice President


JP MORGAN CHASE:

GSR 2005-1F
GSR 2005-2F
GSR 2004-4F

                                  EXHIBIT 99.3
                       Chase Home Finance LLC, as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------



                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY 10017
                                                   Telephone (646) 471 3000
                                                   Facsimile (813) 286 6000


                         Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (See Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


By: /s/ PricewaterhouseCooper LLP
    -----------------------------
    PricewaterhouseCooper LLP

March 13, 2006


                                                                      Exhibit I


                  Mangement's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



 /s/ Kim Greaves                         /s/ Jim Miller
--------------------------                  --------------------------
Kim Greaves                                 Jim Miller
Senior Vice President                       Senior Vice President
Chase Home Finance LLC                      Chase Home Finance LLC


 /s/ Scott Powell
 -------------------------
 Scott Powell
 CEO
 Chase Home Finance LLC



                         ANNUAL STATEMENT OF COMPLIANCE

Pursuant to the servicing agreement, the undersigned Officer, to the best of his/her knowledge, hereby certifies to the following:

I have reviewed the activities and performance of the Servicer and, during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer's knowledge, the Servicer has fulfilled all its duties, responsibilities or obligations under these Agreements throughout such year.

   a)   All property inspections have been completed.

   b)   Compliance relative to Adjustable Rate Mortgages has been met.

   c)   Compliance with IRS Foreclosure reporting regulations enacted as IRS
        Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed.

   d) All loans serviced in states that have statutes requiring payment of interest on escrow/impound accounts have been completed.

   e) That such Officer has confirmed that the Fidelity bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

   f)   Enclosed is a copy of our most recent independent audit statement.



CERTIFIED BY: /s/ Kim Greaves                   Date: 3/13/06
             ------------------------
              Kim Greaves
              Vice President


              /s/ Jim Miller                    Date: 3/13/06
             ------------------------
              Jim Miller
              Senior Vice President




                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY 10017
                                                   Telephone (646) 471 3000
                                                   Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors and Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion about JPMorgan Chase Bank, National Association's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") solely as they relate to standard VII, Insurance Policies (the "Applicable Standard"), as of and for the year ended December 31,2005 included in the accompanying management assertion. Management is responsible for the Company's compliance with the Applicable Standard. Our responsibility is to express an opinion on management's assertion about the Company's compliance, solely as it relates to the Applicable Standard based on our examination. The Company uses subservicing organizations to perform the servicing obligations subject to minimum servicing standards I-VI of USAP. We did not examine the Company's compliance with standards I-VI of USAP and, accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standard.

In our opinion, management's assertion that the Company complied with the Applicable Standard solely as it relates to standard VII, Insurance Policies, as of and for the year ended December 31,2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP.
--------------------------------
March 13, 2006



                                      CHASE

                  Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards

March 13, 2006

As of and for the year ended December 31, 2005, JPMorgan Chase Bank, National Association (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") solely as they relate to standard VII, Insurance Policies (the "Applicable Standard"). The Company uses subservicing organizations to perform the servicing obligations subject to minimum servicing standards I-VI of USAP.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.

Attached to this Management Assertion are the independent auditors' reports on the subservicing organizations' compliance with the minimum servicing standards related to the servicing obligations performed.


/s/ Kim Greaves                            /s/ Jim Miller
------------------------------             ---------------------------------
Kim Greaves                                Jim Miller
Vice President                             Vice President
JPMorgan Chase Bank, N.A.                  JPMorgan Chase Bank, N.A.


/s/ Scott Powell
------------------------------
Scott Powell
Senior Vice President
JPMorgan Chase Bank, N.A.

                                  EXHIBIT 99.4
                         CitiMortgage, Inc., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------


                        Independent Accountants' Report

The Boards of Directors
CitiMortgage, Inc. and CitiMortgage Asset Management, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/  KPMG
--------------------
St. Louis, Missouri
March 3, 2006


                                                        CitiMortgage, Inc.
                                                        1000 Technology Drive
                                                        Mail Station 822
                                                        O'Fallon, Missouri 63304

                                                        www.citimortgage.com


                        MANAGEMENT ASSERTION

As of and for the year ended December 31, 2005, CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company) has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy of $300 million and errors and omissions policy in the amount of $50 million.


Very truly yours,


By:  /s/ Bill Beckmann
     ----------------------
     Bill Beckmann, President & Chief Operating Officer of CitiMortgage, Inc.

By:  /s/ Herb Gover
     ----------------------
     Herb Gover, Executive Vice President, North America Consumer Assets Operations

By:  /s/ Paul Ince
     ----------------------
     Paul Ince, Chief Financial Officer of CitiMortgage, Inc.

March 2, 2006




CitiMortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis, MO  63179-0013


March 03, 2006


Investor Code: 9003
Certificate Number: N/A

CHASE MANHATTAN MORTGAGE COR
3415 VISION DRIVE
COLUMBUS, OH 43219

                        OFFICER'S CERTIFICATE

RE:  Annual Statement as to Compliance:
     GSR-2005-1F

Dear Investor:

The activities CitiMortgage, Inc., has performed during the preceding calendar year, under the governing servicing agreement for Investor Code above, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By: /s/ Patsy M. Barker
----------------------------
Patsy M. Barker
Vice President
CitiMortgage, Inc.


By:  /s/ Timothy Klingert
----------------------------
Timothy Klingert
Vice President
CitiMortgage, Inc.

                                  EXHIBIT 99.5
                Countrywide Home Loans Servicing LP, as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance

                                 -------------

                        KPMG LLP                      Telephone  213 972 4000
                        Suite 2000                    Fax        213 822 1217
                        355 South Grand Avenue        Internet   www.us.kpmg.com
                        Los Angeles, CA  90071


                        Independent Accountants' Report

The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP
---------------------------
March 3, 2006




          KPMG LLP, a U.S. limited liability partnership, is the U.S.
            member firm of KPMG International, a Swiss cooperative.



                                              COUNTRYWIDE
                                              Home Loans

                                              2900 Madera Road
                                              Simi Valley, California 93065-6298
                                              (805)955-1000

                             Management's Assertion

March 3, 2006

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage banker's (fidelity) bond in the amount of $200 million and an errors ad omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.
Sincerely,



/s/ Steve Balley
------------------------------
Steve Balley
Senior Managing Director and
Chief Executive Officer, Loan Administration

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





                                        COUNTRYWIDE
                                        Home Loans

                                        400 Countrywide Way
March 10, 2006                          Simi Valley, California 93065-6298


JPMorgan Chase Bank
Re: please see attached list
6525 West Campus Oval, Suite 200
New Albany, OH 43054
Attn: Carrie Grome


                             OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2005 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.



/s/ Joseph M. Candelario                        March 10, 2006
----------------------------                    --------------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration



GSAA   2005-11
GSAA   2005-14
GSMPS  2005-RP3
GSR    2004-03F
GSR    2004-10F
GSR    2004-11
GSR    2004-15F
GSR    2004-2F
GSR    2004-4
GSR    2004-8F
GSR    2004-9
GSR    2005-1F
GSR    2005-2F
GSR    2005-3F
GSR    2005-4F
GSR    2005-5F
GSR    2005-6F
GSR    2005-7F
GSR    2005-8F
TMTS   2004 1HE
TMTS   2004 3HE
TMTS   2004 7HE
TMTS   2004 5HE
TMTS   2004 9HE
TMTS   2004 18SL
IXIS   2005-HE3

                                  EXHIBIT 99.6
                    Fifth Third Mortgage Company, as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Fifth Third Mortgage Company:

We have examined management's assertion that Fifth Third Mortgage Company (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards for residential mortgage loans described in the accompanying Management's Assertion dated March 9, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP
-------------------------
Cincinnati, Ohio
March 9, 2006



FIFTH THIRD BANK


Management's Assertion

As of and for the year ended December 31, 2005, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the Company's established minimum servicing standards for residential mortgage loans set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $75,000,000 and errors and omissions policy in the amount of $5,000,000.


/s/ Bruce Hrovat
---------------------------------
Bruce Hrovat
Senior Vice President


/s/ Charles Maness
---------------------------------
Charles Maness
Vice President

March 9, 2006



APPENDIX I


MINIMUM   SERVICING   STANDARDS  AS  SET  FORTH  IN  THE  MORTGAGE  BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I.    CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

     *   be mathematically accurate;
     *   be prepared within forty-five (45) calendar days after the cutoff date;
     * be reviewed and approved by someone other than the person who prepared the reconciliation; and
     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.   MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.  DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.    Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.   INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.    MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related contract terms and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.   DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII.  INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




Fifth Third Bank

                              FIFTH THIRD MORTGAGE

                            OFFICER'S CERTIFICATION

                                  GSR 2004-2F
                                  GSR 2004-3F
                                  GSR 2004-6F
                                  GSMPS 2004-4
                                  GSR 2005-1F
                                  GSR 2005-2F
                                  GSR 2005-4F


1. A review of the activities of such Servicer during the preceding calendar year and of the performance of such Servicer under this Agreement has been made under such officer's supervision, and

2. To the best of such officer's knowledge, based on such review, such Servicer has fulfilled all obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by such Servicer to cure such default.


FIFTH THIRD

Certified by:  /s/ Chuck Maness                 Date:  March 15, 2006
                ------------------------
                Chuck Maness
                Vice President

                                  EXHIBIT 99.7
                 GreenPoint Mortgage Funding, Inc., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------

KPMG LLP
55 Second Street
San Francisco, CA  94105


                        Independent Accountants' Report

The Board of Directors
North Fork Bancorporation, Inc.:

We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.

In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LP
-----------------
February 21, 2006

                                                        100 Wood Hollow Drive
                                                        Novato, CA 94945
                                                        (800) 462-2700

                                                        GreenPoint Mortgage


                              Management's Assertion

February 21, 2006

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding,Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except as follows:

..    During the year, certain  custodial bank  account  reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.


As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding,Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer

By: /s/ Steve Abreu                   By: /s/ Dave Petrini
-----------------------                 -----------------------
Steve Abreu                             Dave Petrini
Chief Executive Officer                 Chief Financial Officer


By: /s/ Becky Poisson
-------------------------
Becky Poisson
Executive Vice President of Technology and Servicing


                                                                 PO Box 84013
                                                      Columbus, GA 31908-4013
                                                            Tel. 800.784.5566

                                                          GreenPoint Mortgage


                               February 27, 2006

     RE: Annual  Statement of Compliance for the Servicing  Agreement  listed on
         Exhibit A hereto (each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer

Ladies and Gentlemen:

     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned office of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meaning used in the Servicing Agreement):

     1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

     2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period except as follows:

        During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

                                            Very truly yours,

                                            GREENPOINT MORTGAGE
                                            FUNDING, INC., as Servicer

                                         By: /s/ Michael De Francesco
                                            ------------------------
                                            Michael De Francesco
                                            Senior Vice President
                                            Loan Administration


                                                               PO Box 84013
                                                    Columbus, GA 31908-4013
                                                          Tel. 800.784.5566

                                                        GreenPoint Mortgage

                                   EXHIBIT A
                                  -----------

    TMTS   2004   5HE          CSFB   2002     5         GSR   2004   13F
    TMTS   2004   7HE          CSFB   2002     9         GSR   2005    1F
    TMTS   2004   9HE          CSFB   2002    10         GSR   2005    8F
    TMTS   2004  11HE          CSFB   2002    18         GSAA  2005    11
    TMTS   2004  19HE          CSFB   2002    22         GSAA  2005    14
    TMTS   2004  21HE          CSFB   2002    26
    TMTS   2004  16SL          CSFB   2002   AR8
                               CSFB   2003  AR24
                               CSFB   2003  AR28

                                  EXHIBIT 99.8
          PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                 -------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PHH Mortgage Corporation:

We have examined PHH Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2006, as of and for the year ended December 31, 2005. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attention standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instance of material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended December 31, 2005. The Company did not comply with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, as set forth in Appendix I.


/s/ Deloitte & Touche LLP
---------------------------
Princeton, NJ

February 28, 2006



PHH Mortgage
3000 Leadenhall Road
Mt. Laurel, NJ 08054


February 28, 2006

As of and for the year ended December 31, 2005, PHH Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

The Company completed all custodial bank account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards. As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date.

During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.


PHH Mortgage Corporation


 /s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


 /s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer


 /s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President - Loan Servicing



APPENDIX I

PHH MORTGAGE CORPORATION - MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
        . be mathematically accurate;
        . be prepared within forty-five (45) calendar days after the cutoff date;
        . be reviewed and approved by someone other than the person who prepared the reconciliation; and
        . document explanations for reconciling items. The reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or mortgagor's account

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to investors' on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)


VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



PHH Mortgage       4001 Leadenhall Road
                   Mt. Laurel, NJ 08054


February 28, 2006

JPMORGAN CHASE BANK, NA
Compliance Department
4 New York Plaza, 6th floor
New York, NY 10004


RE: Annual Statement as to Compliance

Investor number(s): 142-001       Deal name (if applicable): GSR 2005-1F


Dear Investor, Master Servicer or Trustee,

The undersigned officer certifies the following for PHH Mortgage Corp. f/k/a Cendant Mortgage Corp., for the 2005 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding Fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide for the deal listed above, and to the best of my knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement throughout such year, or if there has been default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to JP MORGAN CHASE BANK, NA;

b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to JP MORGAN CHASE BANK, NA;

f)   All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Jack Webb
--------------------------
Jack Webb
Assistant Vice President

Date:  February 28, 2006

                                  EXHIBIT 99.9
                       Wells Fargo Bank, N.A., as Servicer
   Annual Independent Accountants' Servicing Report with Management Assertion
                  Annual Servicer's Statement as to Compliance
                                   -------------



KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309


                        Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:

We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/  KPMG LLP
--------------------
February 21, 2006




Wells Fargo Home Mortgage                               1 Home Campus
                                                        Des Moines, IA  50328



             Assertion of Management of Wells Fargo Home Mortgage,
                      a division of Wells Fargo Bank, N.A.

As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By: /s/ Michael J. Heid                                February 23, 2005
  --------------------------
  Michael J. Heid, Division President, Capital Markets, Finance & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By: /s/ Franklin R. Codel                              February 21, 2005
  --------------------------
  Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By: /s/ Mary Coffin                                    February 21, 2005
  --------------------------
  Mary Coffin, Executive Vice President, Servicing & Post Closing
  Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By: /s/ Cara K. Heiden                                 February 21, 2005
  --------------------------
  Cara K. Heiden, Division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.




Wells Fargo Home Mortgage, Inc.                    One Home Campus
                                                   Des Moines, IA  50328-0001



February 24, 2006


                                  See Attached Listing of Pools
RE:  2005 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

    1. All real estate taxes, bonds assessments and other lienable items have been paid.

    2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

    3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

    4.  We have made all property inspections as required.

    5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

    6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

By:     /s/ John B. Brown
        ------------------
        John B. Brown
        Vice President
        Wells Fargo Home Mortgage


One Home Campus
Des Moines, IA 50328-0001

GSR    2003-7F
GSR    2004-4
GSAMP  2004-SEA1
GSR    2004-11
GSRPM  2004-1
GSR    2004-8F
GSR    2004-9
GSMPS  2004-4
GSR    2004-13F
GSR    2005-1F
GSAMP  2005-SEA1 - DEUTSCHE BANK
GSMPS  2005-RP2
GSR    2005-5F
GSMPS  2005-LT1
GSR    2005-7F
GSMPS  2005-RP3
GSAA   2005-11
GSAMP  2005-SEA2
GSR    2004-2F
GSR    2004-10F